Form 10-Q
period 1998-06-30
PREMIER AUTO TRUST 1998-3
filed 1998-08-14
CIK 1063502

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     June 30, 1998
                                         -------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from              to
                                       ------------    --------------
Commission file number   -
                       ---------


                          PREMIER AUTO TRUST 1998-3
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


State of Delaware                                          52-2113682
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)


  27777 Franklin Road, Southfield, Michigan                          48034
-----------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _____   No __X__

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1.        FINANCIAL STATEMENTS
-------        --------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)
-------        ----------------------------------


                          PREMIER AUTO TRUST 1998-3
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                JUNE 30, 1998
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                       $   15.6

Receivables (Note 3)                                      1,547.2
                                                         --------


TOTAL ASSETS                                             $1,562.8
                                                         ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)            $   40.1

Asset Backed Notes (Notes 3 and 4)                        1,522.7
                                                         --------


TOTAL LIABILITIES AND EQUITY                             $1,562.8
                                                         ========

See Notes to Financial Statements.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)
-------        ----------------------------------


                          PREMIER AUTO TRUST 1998-3
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
         FOR THE PERIOD MAY 1, 1998 (INCEPTION) THROUGH JUNE 30, 1998
                           (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                                 $1,550.0

Collections of Principal & Interest, and Other                  45.1
                                                            --------

TOTAL CASH RECEIPTS                                         $1,595.1
                                                            --------


CASH DISBURSEMENTS

Purchase of Receivables                                     $1,550.0

Distributions of Principal & Interest, and Other                29.5
                                                            --------

TOTAL CASH DISBURSEMENTS                                     1,579.5
                                                            --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS               $   15.6
                                                            ========

See Notes to Financial Statements.

-------  ----------------------------------


                          PREMIER AUTO TRUST 1998-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Accounting

The financial statements of Premier Auto Trust 1998-3 (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution. If CFC maintains a short-term rating of at least A-1 by Standard & Poor's and P-1 by Moody's, the servicer may convey the principal and interest collections to the Trust on a monthly basis. In May 1998, CFC met the rating requirements and the servicer began to convey collections to the Trust on a monthly basis.

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments held for future distributions to Noteholders, and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to Premier Receivables L.L.C. ("Premier L.L.C.").


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and
(iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Consummation of the transactions contemplated by the Business Combination Agreement is subject to the approval of Chrysler's and Daimler's shareholders, regulatory approvals and the satisfaction or waiver of various other conditions as more fully described in the Agreement.

-------  ----------------------------------


                          PREMIER AUTO TRUST 1998-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES
-----------------------------------

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 1998, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On June 2, 1998, the Trust issued $300,000,000 aggregate principal amount of 5.62% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $510,000,000 aggregate principal amount of 5.82% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $370,000,000 aggregate principal amount of 5.88% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $311,875,000 aggregate principal amount of 5.96% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Class A Notes"). The Trust also issued $58,125,000 aggregate principal amount of 6.14% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 1998, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after May 15, 1998, transferred to the Trust by CFC on June 2, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture.


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the eighth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing June 8, 1998. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated May 21, 1998, and the Prospectus dated September 10, 1997 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full or (iv) on the Class B Notes until the Class A-4 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes and Class B Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.

NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") dated as of May 1, 1998, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On June 2, 1998, the Trust issued $300,000,000 aggregate principal amount of 5.62% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $510,000,000 aggregate principal amount of 5.82% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $370,000,000 aggregate principal amount of 5.88% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $311,875,000 aggregate principal amount of 5.96% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Class A Notes"). The Trust also issued $58,125,000 aggregate principal amount of 6.14% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 1998, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts (the "Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after May 15, 1998, transferred to the Trust by CFC on June 2, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture.

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1
-------

There is nothing to report with regard to this item.


ITEM 2
------

  (1)   The effective date of the Securities Act registration statement:
        August 1, 1997. The date of the Prospectus Supplement is May 21, 1998.


  (2)   The offering date:  May 21, 1998


  (4)   The offering did not terminate before any securities were sold.


  (i) The offering has terminated and all securities registered were sold before termination.


 (ii)   The name(s) of the managing underwriter(s):

        Salomon Brothers Inc
        Bear, Stearns & Co. Inc
        Merrill Lynch, Pierce, Fenner & Smith Incorporated.


(iii)   The title of each class of securities registered:

        5.82% Asset Backed Notes, Class A-2
        5.88% Asset Backed Notes, Class A-3
        5.96% Asset Backed Notes, Class A-4
        6.14% Asset Backed Notes, Class B

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):



                                                  Aggregate                                Aggregate
                                                  price of                                 offering
     Title                                        offering                                 price of
      Of                  Amount                  amount                   Amount          amount
   Security             registered               registered                sold            sold
   --------             ----------               ----------                ------          --------
5.82% Asset
Backed Notes,
Class A-2          $  510,000,000          $  509,966,517          $  510,000,000          $  509,966,517


5.88% Asset
Backed Notes,
Class A-3          $  370,000,000          $  369,941,988          $  370,000,000          $  369,941,988

5.96% Asset
Backed Notes,
Class A-4          $  311,875,000          $  311,854,481          $  311,875,000          $  311,854,481


6.14% Asset
Backed Notes
Class B            $   58,125,000          $   58,112,748          $   58,125,000          $   58,112,748
                   --------------          --------------          --------------          --------------


TOTAL              $1,250,000,000          $1,249,875,734          $1,250,000,000          $1,249,875,734


   (v) The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for the following:

   (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

   (B)  Direct or indirect payments to others:

        (1)    Underwriting discounts and commissions:           $2,505,625
        (2)    Finders' Fees:                                            $0
        (3)    Expenses paid to or for underwriters:                     $0
        (4)    Other expenses:                                           $0
        (5)    Total expenses:                                   $2,505,625

  (vi) The net offering proceeds to the issuer after deducting the total expenses: $1,247,370,109

 (vii) The amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate;
        acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified): None

        Any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used:

   (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

   (B)  Direct or indirect payments to others:

        The net proceeds from the sale of the securities were applied by the issuer (i) to the purchase of receivables from Chrysler Financial
        Corporation and (ii) to make the initial deposit into the Reserve
        Account: $1,247,370,109


(viii) This Item does not represent a material change in the use of proceeds described in the prospectus.


ITEMS 3, 4, 5  There is nothing to report with regard to these items.
-------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------        --------------------------------

(a)  The following exhibits are filed as a part of this report:

Exhibit No.
-----------

     3         Certificate of Trust of Premier Auto Trust 1998-3.

     4.1 Amended and Restated Trust Agreement, dated as of May 1, 1998, among Premier Receivables L.L.C., Chrysler Financial
               Corporation and Chase Manhattan Bank Delaware, as Owner
               Trustee.

     4.2       Indenture, dated as of May 1, 1998, between Premier Auto Trust
               1998-3 and The First National Bank of Chicago, as Indenture
               Trustee (excluding Schedule A).

     4.3       Sale and Servicing Agreement, dated as of May 1, 1998, between
               Premier Auto Trust 1998-3 and Chrysler Financial Corporation
               (excluding Schedules A and C).

     27        Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.







                          PREMIER AUTO TRUST 1998-3
                          -------------------------


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Premier Auto Trust 1998-3 (Registrant)
                            By:  Chrysler Financial Corporation, as Servicer
                                 -------------------------------------------






Date:  August 5, 1998       By:   /s/ T.F. Gilman
                                 -------------------------------------------
                                 T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer









                          PREMIER AUTO TRUST 1998-3
                          -------------------------


                                EXHIBIT INDEX
                                -------------





Exhibit
Number                       Description of Exhibit
-------                      ----------------------

   3           Certificate of Trust of Premier Auto Trust 1998-3.

   4.1         Amended and Restated Trust Agreement, dated as of May 1,
               1998, among Premier Receivables L.L.C., Chrysler
               Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee.

   4.2         Indenture, dated as of May 1, 1998, between Premier Auto
               Trust 1998-3 and The First National Bank of Chicago, as
               Indenture Trustee (excluding Schedule A).

   4.3 Sale and Servicing Agreement, dated as of May 1, 1998, between Premier Auto Trust 1998-3 and Chrysler Financial
               Corporation (excluding Schedules A and C).

  27           Financial Data Schedule




                                     E-1


