Form 10-Q/A
period 1998-09-30
PREMIER AUTO TRUST 1998-3
filed 1999-02-05
CIK 1063502

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-Q/A

                                (Amendment 1)




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

/ /   For the quarterly period ended  September 30, 1998
                                     -------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from              to
                                     ------------    ------------
Commission file number 333-31093-03
                       ------------

                          PREMIER AUTO TRUST 1998-3
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                              State of Delaware
-----------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S.  Employer
    incorporation or organization)                    Identification No.)


               27777 Franklin Road, Southfield, Michigan 48034
-----------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes ____   No _X_

           The purpose of this amendment is to add the year 2000 disclosure to Part I Item 2 of the 10Q filed with the Securities and Exchange Commission on October 23, 1998 for the quarterly period ended September 30, 1998.


PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

The Trust has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As CFC is the Servicer of the receivables sold to the Trust, the business critical computer systems to the Trust are therefore those of CFC. CFC has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, CFC is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems. CFC's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, CFC does not anticipate that the costs of its remedial actions will be material to the consolidated results of operations and financial position and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems that may not be Year 2000 compliant.

In addition, disruptions with respect to the computer systems of vendors or customers, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations. CFC has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans have yet to be developed, CFC expects that these plans will include selective resourcing of services to Year 2000 compliant vendors. CFC expects that vendors in this category will represent an insignificant part of its total service base. It is expected that these plans will be in place by the third quarter of 1999.

                          PREMIER AUTO TRUST 1998-3


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 Premier Auto Trust 1998-3 (Registrant)
                            By:  Chrysler Financial Corporation, as Servicer
                                 ---------------------------------------------







Date: February 1, 1999      By:    /s/ D. H. Olsen
                                  --------------------------------------------
                                  D. H. Olsen, Vice President and Controller
                                  and Chief Accounting Officer